Form 10-Q
period 2025-03-31
Cal Redwood Acquisition Corp.
filed 2025-07-02
CIK 2058359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-42665

Cal Redwood Acquisition Corp.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2440 Sand Hill Road, Suite 101 Menlo Park, CA	94025
(Address of principal executive offices)	(Zip Code)

(415) 692-7762

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one Right	CRAQU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	CRA	The Nasdaq Stock Market LLC
Rights, each Right to acquire one-tenth (1/10) of one Class A Ordinary Share	CRAQR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of July 2, 2025, there were 23,660,000 Class A ordinary shares, $0.0001 par value and 7,665,900 Class B ordinary shares, $0.0001 par value, issued and outstanding.

CAL REDWOOD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CAL REDWOOD ACQUISITION CORP.

CONDENSED BALANCE SHEET

MARCH 31, 2025

(UNAUDITED)

Assets
Current assets
Cash	$25,000
Total current assets	25,000
Deferred offering costs	186,384
Total Assets	$211,384

Liabilities and Shareholder’s Deficit
Current Liabilities
Accrued offering costs	$96,924
Accrued expenses	27,402
Promissory note - related party	104,880
Total Current Liabilities	229,206

Commitments and Contingencies (Note 6)

Shareholder’s Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (1)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,665,900 shares issued and outstanding (1)	767
Additional paid-in capital	24,233
Accumulated deficit	(42,822)
Total Shareholder’s Deficit	(17,822)
Total Liabilities and Shareholder’s Deficit	$211,384

(1)	Includes an aggregate of up to 999,900 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On May 27, 2025, the Company consummated its Initial Public Offering and sold 23,000,000 Units, including 3,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment and as such 999,900 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAL REDWOOD ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 7, 2025 (INCEPTION) THROUGH MARCH 31, 2025

(UNAUDITED)

General and administrative costs	$42,822
Loss from operations	(42,822)

Net loss	$(42,822)

Weighted average shares outstanding, Class B ordinary shares (1)	6,666,000

Basic and diluted net loss per share, Class B ordinary shares	$(0.01)

(1)	Excludes an aggregate of up to 999,900 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On May 27, 2025, the Company consummated its Initial Public Offering and sold 23,000,000 Units, including 3,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment and as such 999,900 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAL REDWOOD ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

(UNAUDITED)

FOR THE PERIOD FROM JANUARY 7, 2025 (INCEPTION) THROUGH MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 7, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor(1)	—	—	7,665,900	767	24,233	—	25,000

Net loss	—	—	—	—	—	(42,822)	(42,822)

Balance – March 31, 2025	—	$—	7,665,900	$767	$24,233	$(42,822)	$(17,822)

(1)	Includes an aggregate of up to 999,900 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On May 27, 2025, the Company consummated its Initial Public Offering and sold 23,000,000 Units, including 3,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment and as such 999,900 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAL REDWOOD ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 7, 2025 (INCEPTION) THROUGH MARCH 31, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(42,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of expense through promissory note – related party	15,420
Changes in operating assets and liabilities:
Accrued expenses	27,402
Net cash used in operating activities	—

Cash Flows from Financing Activities:
Proceeds for issuance of Class B ordinary shares	25,000
Net cash provided by financing activities	25,000

Net Change in Cash	25,000
Cash – Beginning of period	—
Cash – End of period	$25,000

Supplemental disclosure of cash flow information:
Deferred offering costs included in accrued offering costs	$96,924
Deferred offering costs paid through promissory note - related party	$89,460

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Cal Redwood Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on January 7, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from January 7, 2025 (inception) through March 31, 2025 relates to the Company’s formation and the Initial Public Offering (“Initial Public Offering”), which is defined below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Cal Redwood Sponsor LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on May 22, 2025. On May 27, 2025, the Company consummated the Initial Public Offering of 23,000,000 units at $10.00 per unit (the “Units”), as discussed in Note 3, which includes the full exercise of the over-allotment option by the Sponsor and the underwriters of 3,000,000 Units, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 660,000 Private Placement Units (the “Private Placement Units”) to the Sponsor and the underwriters at a price of $10.00 per unit in a private placement, generating gross proceeds of $6,600,000. Each Unit consists of one Class A ordinary share (“public share” or “Class A ordinary share”) and one right entitling the holder thereof to receive tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

Transaction costs amounted to $14,320,654, consisting of $4,600,000 of cash underwriting fee, $9,200,000 of deferred underwriting fee, and $520,654 of other offering costs.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the Initial Public Offering on May 27, 2025, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Units, are held in a Trust Account (the “Trust Account”) and will initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account is $10.00 per public share.

The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company has only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less the amount of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Class B ordinary shares, par value of $0.0001 per share (“founder shares” or “Class B ordinary shares”), private placement shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares or private placement shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Liquidity and Capital Resources

The Company’s liquidity needs up to March 31, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). As of March 31, 2025 (unaudited), the Company had cash of $25,000 and a working capital deficit of $204,206.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $2,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2025 (unaudited), the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements-Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that post the closing of the Initial Public Offering and upon the receipt of the amount due from Sponsor (see Note 9), the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statement.

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 27, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 2, 2025. The interim results for the period from January 7, 2025 (inception) through March 31, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $25,000 in cash and no cash equivalents as of March 31, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Share Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the rights and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares will be charged to temporary equity and offering costs allocated to the Public and Private Placement Units will be charged to shareholder’s deficit as the Public and Private Placement Units, after management’s evaluation, will be accounted for under equity treatment.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued by multiplying the marketable value per Founder Share (defined in Note 5) by the probability of successful closing of an initial business combination. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the statement of operations.

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 999,900 ordinary shares that would have been subject to forfeiture had the over-allotment option not been exercised by the underwriters (see Note 6). At March 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 7, 2025, date of incorporation.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on May 27, 2025, the Company sold 23,000,000 Units at a purchase price of $10.00 per Unit for a total of $230,000,000, which includes the full exercise of the underwriters’ over-allotment option in the amount of 3,000,000 units. Each Unit has a price of $10.00 and consists of one Class A ordinary share and one right (“Public Right”) entitling the holder thereof to receive one tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering on May 27, 2025, the Sponsor purchased an aggregate of 430,000 Private Placement Units, each unit consisting of one Class A ordinary share and one right to receive one tenth (1/10) of a Class A ordinary share upon the consummation of an initial business combination (“Private Placement Rights”), at a price of $10.00 per unit, in a private placement for an aggregate purchase price of $4,300,000. The underwriters used a portion of their underwriting discount and commission to purchase an aggregate of 230,000 Private Placement Units at a price of $10.00 per Unit, for an aggregate purchase price of $2,300,000.

The Private Placement Units are identical to the Public Units sold in the Initial Public Offering except that, so long as they are held by the Sponsor or their permitted transferees, the Private Placement Units (including their component securities) (i) may not (including the Class A ordinary shares issuable upon conversion of these Private Placement Rights), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination and (ii) will be entitled to registration rights.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares or private placement shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 11, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.003 per share, for which the Company issued 7,665,900 founder shares to the Sponsor (up to 999,900 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised), for a purchase price of approximately $0.003 per share. On May 27, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 999,900 founder shares are no longer subject to forfeiture.

In April and May 2025, the Sponsor transferred a total of 90,000 founder shares to the three independent directors (30,000 each) for an aggregate consideration of $0.003 per share, or an aggregate total amount of $270. The transfer of the founder shares to the independent director nominees are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The fair value of the 90,000 founder shares granted to the Company’s independent directors on their respective grant dates in April and May 2025 has an aggregate total of $132,300, or $1.47 per share. The transfer of founder shares required the directors were named and continued as such at the date of the Initial Public Offering, thus, the total fair value of $132,300 was recorded as compensation expense on the respective grant dates in April and May 2025. The fair value of the founder shares was derived through a third party valuation in which the implied Class A share price of $9.80 is multiplied by the market adjustment of 15%.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any founder shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the Lock-up.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing and unsecured. The promissory note was payable on the earlier of June 30, 2025 and the date the Company consummated the Initial Public Offering. As of March 31, 2025, the Company had borrowed $104,880 under the promissory note. Borrowings under the note are no longer available. Subsequently, on May 29, 2025, the Company repaid the outstanding balance.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. As of March 31, 2025, no such Working Capital Loans were outstanding.

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights

The holders of the founder shares, Private Placement Units and the Class A ordinary shares underlying such Private Placement Units and Private Placement Rights and units that may be issued upon conversion of the Working Capital Loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed prior to the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The underwriters and/or their designees may not exercise their demand and piggyback registration rights after five and seven years after the commencement of the Initial Public Offering and may not exercise their demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters’ Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 units to cover over-allotments, if any. On May 27, 2025, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise the over-allotment option to purchase the additional 3,000,000 Units at a price of $10.00 per Unit.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate. Of this amount, $0.10 per Unit was paid to the underwriters upon the closing of the Initial Public Offering in cash and $0.10 per Unit was used by the underwriters to purchase Private Placement Units.

Additionally, the underwriters are entitled to a deferred underwriting discount of $0.40 per Unit, or $9,200,000 in the aggregate payable to the underwriters for deferred underwriting commissions on amounts remaining in the Trust Account after all redemptions by public shareholders have been met. The deferred underwriting discount is payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Initial Business Combination.

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 7. SHAREHOLDER’S DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At March 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of March 31, 2025, there were 7,665,900 Class B ordinary shares issued and outstanding (up to 999,900 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). On May 27, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 999,900 founder shares are no longer subject to forfeiture.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, approximately 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (excluding the Class A ordinary shares underlying the Private Placement Units), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent shares issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with charter amendments prior to an initial Business Combination or an initial Business Combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Rights — Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-tenth (1/10) of one ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 8. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer and the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

March 31, 2025
Cash	$25,000
Deferred offering costs	$186,384

For the Period from January 7, 2025 (Inception) through March 31, 2025
General and administrative costs	$42,822

The accounting policies used to measure the net income or loss of the segment are the same as those described in the summary of significant accounting policies. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

In April and May 2025, the Sponsor transferred a total of 90,000 founder shares to the three independent directors (30,000 each) for an aggregate consideration of $0.003 per share, or an aggregate total amount of $270. The transfer of the founder shares to the independent director nominees are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The fair value of the 90,000 founder shares granted to the Company’s independent directors on their respective grant dates in April and May 2025 has an aggregate total of $132,300, or $1.47 per share. The transfer of founder shares required the directors were named and continued as such at the date of the Initial Public Offering, thus, the total fair value of $132,300 was recorded as compensation expense on the respective grant dates in April and May 2025.

On May 27, 2025, the Company consummated the Initial Public Offering of 23,000,000 units at $10.00 per Unit, as discussed in Note 3, which includes the full exercise of the over-allotment option by the Sponsor and the underwriters of 3,000,000 Units, generating gross proceeds of $230,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 660,000 Private Placement Units to the Sponsor and the underwriters at a price of $10.00 per unit in a private placement, generating gross proceeds of $6,600,000. Each Unit consists of one Class A ordinary share and one right entitling the holder thereof to receive tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

Simultaneously with the closing of the Initial Public Offering, the Company agreed to pay customary transfer agent, rights agent and trustee fees, including an account and trust set up fee of $10,000 and monthly fees of $5,000, to Efficiency, whose CEO and founder is the spouse of the Company’s Chief Executive Officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Cal Redwood Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Cal Redwood Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on January 7, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash derived from the proceeds of the initial public offering and the sale of the private placement units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 7, 2025 (inception) through March 31, 2025 were organizational activities, those necessary to prepare for the initial public offering, described below, and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. Subsequent to the initial public offering, we generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 7, 2025 (inception) through March 31, 2025, we had a net loss $42,822, which consisted of general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the initial public offering, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report, on May 27, 2025, we consummated the initial public offering of 23,000,000 units, at $10.00 per unit, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 units, generating gross proceeds of $230,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of an aggregate of 660,000 private placement units at a price of $10.00 per private placement unit, generating gross proceeds of $6,600,000.

Following the initial public offering, the full exercise of the over-allotment option, and the sale of the units, a total of $230,000,000 was placed in the trust account. We incurred $14,320,654, consisting of $4,600,000 of cash underwriting fee, $9,200,000 of deferred underwriting fee, and $520,654 of other offering costs.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,500,000 of such working capital loans may be convertible into private placement units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4,600,000 in the aggregate, of which (i) $0.10 per unit, or $2,300,000 was paid to the underwriters in cash upon the closing of the initial public offering and (ii) $0.10 per unit, or $2,300,000 was used by the underwriters to purchase private placement units. In addition, the underwriters are entitled to a deferred fee of (i) $0.40 per unit sold in the initial public offering, or up to $9,200,000 in the aggregate, payable based on the percentage of funds remaining in the trust account after redemptions of public shares, solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2025, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial public offering filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our initial public offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 27, 2025, we consummated the initial public offering of 23,000,000 units, which included the full exercise of the underwriters’ over-allotment option. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $230,000,000. Cohen & Company Capital Markets, a division of J.V.B Financial Group, LLC, acted as lead book-running manager and Seaport Global Securities LLC acted as joint book runner of the initial public offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-285517). The SEC declared the registration statement effective on May 22, 2025.

Simultaneously with the closing of the initial public offering, the Company consummated the sale of an aggregate of 660,000 private placement units to the Sponsor and the underwriters at a price of $10.00 per unit in a private placement, generating gross proceeds of $6,600,000. Each unit consists of one Class A ordinary share and one right entitling the holder thereof to receive tenth (1/10) of one Class A ordinary share upon the consummation of an initial business combination. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and the private placement units, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination (less deferred underwriting commissions). The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Of the gross proceeds received from the initial public offering and the proceeds of the sale of the private placement units, an aggregate of $230,000,000 was placed in the trust account.

We paid a total of $14,320,654, consisting of $4,600,000 of cash underwriting fee, $9,200,000 of deferred underwriting fee, and $520,654 of other offering costs.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL REDWOOD ACQUISITION CORP.

Date: July 2, 2025	By:	/s/ Daven Patel
	Name:	Daven Patel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 2, 2025	By:	/s/ James Chan
	Name:	James Chan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)