Form 10-Q
period 2025-06-30
Cal Redwood Acquisition Corp.
filed 2025-08-14
CIK 2058359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

As of August 14, 2025, there were 23,660,000 Class A ordinary shares, $0.0001 par value and 7,665,900 Class B ordinary shares, $0.0001 par value, issued and outstanding.

CAL REDWOOD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Balance Sheet as of June 30, 2025 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended June 30, 2025 and for the Period from January 7, 2025 (Inception) Through June 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended June 30, 2025 and for the Period from January 7, 2025 (Inception) Through June 30, 2025 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from January 7, 2025 (Inception) Through June 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20
Part III. Signatures	21

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CAL REDWOOD ACQUISITION CORP.

CONDENSED BALANCE SHEET

JUNE 30, 2025

(UNAUDITED)

Assets
Current assets
Cash	$1,392,179
Prepaid expense	50,330
Total current assets	1,442,509
Cash and investments held in Trust Account	230,868,152
Total Assets	$232,310,661

Liabilities and Shareholders’ Deficit
Current Liabilities
Accrued offering costs	$75,000
Accounts payable and accrued expenses	41,979
Promissory note - related party	301
Total current liabilities	117,280
Deferred underwriting fee payable	9,200,000
Total Liabilities	9,317,280

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at a redemption value of $10.04 per share	230,868,152

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 660,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	66
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,665,900 shares issued and outstanding	767
Accumulated deficit	(7,875,604)
Total Shareholders’ Deficit	(7,874,771)
Total Liabilities and Shareholders’ Deficit	$232,310,661

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAL REDWOOD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2025	For the Period from January 7, 2025 (Inception) Through June 30, 2025

General and administrative costs	$136,379	$179,201
Loss from Operations	(136,379)	(179,201)

Other income (expense):
Compensation expense	(132,300)	(132,300)
Bank service fees	(5,000)	(5,000)
Interest income from operating bank account	5,084	5,084
Earnings on investments held in Trust Account	868,152	868,152
Total other income, net	735,936	735,936

Net income	$599,557	$556,735

Weighted average Class A ordinary shares outstanding - basic	8,846,154	4,600,000
Basic net income per Class A ordinary share	$0.04	$0.05
Weighted average Class A ordinary shares outstanding - diluted	8,846,154	4,600,000
Diluted net income per Class A ordinary share	$0.04	$0.04
Weighted average Class B ordinary shares outstanding - basic	7,304,423	6,997,980
Basic net income per Class B ordinary share	$0.04	$0.05
Weighted average Class B ordinary shares outstanding - diluted	7,919,746	7,797,900
Diluted net income per Class B ordinary share	$0.04	$0.04

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAL REDWOOD ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND FOR THE PERIOD FROM JANUARY 7, 2025 (INCEPTION) THROUGH JUNE 30, 2025

 (UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 7, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor	—	—	7,665,900	767	24,233	—	25,000

Net loss	—	—	—	—	—	(42,822)	(42,822)

Balance – March 31, 2025	—	$—	7,665,900	$767	$24,233	$(42,822)	$(17,822)

Accretion of Class A ordinary shares to redemption value	―	―	―	―	(9,934,213)	(8,432,339)	(18,366,552)

Sale of 660,000 Private Placement Units	660,000	66	―	―	6,599,934	―	6,600,000

Fair value of rights included in Public Units	—	—	—	—	3,404,000	—	3,404,000

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(226,254)	—	(226,254)

Share-based compensation to director nominees	—	—	―	―	132,300	—	132,300

Net income	—	—	—	—	—	599,557	599,557

Balance – June 30, 2025	660,000	$66	7,665,900	$767	$ ―	$(7,875,604)	$(7,874,771)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAL REDWOOD ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 7, 2025 (INCEPTION) THROUGH JUNE 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$556,735
Adjustments to reconcile net income to net cash used in operating activities:
Payment of expense through promissory note – related party	36,220
Earnings on investments held in Trust Account	(868,152)
Compensation expense	132,300
Changes in operating assets and liabilities:
Prepaid expenses	(50,330)
Accrued expenses	41,979
Net cash used in operating activities	(151,248)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(230,000,000)
Net cash used in investing Activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares	25,000
Proceeds from sale of Public Units, net of underwriting discounts paid	225,400,000
Proceeds from sale of Private Placement Units	6,600,000
Due from Sponsor	(1,423,800)
Repayment of advances from related party	1,245,307
Payment of offering costs	(303,080)
Net cash provided by financing activities	231,543,427

Net Change in Cash	1,392,179
Cash – Beginning of period	—
Cash – End of period	$1,392,179

Supplemental disclosure of cash flow information:
Deferred offering costs included in accrued offering costs	$303,080
Deferred offering costs paid through promissory note – related party	$142,574
Deferred underwriting fee payable	$9,200,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from January 7, 2025 (inception) through June 30, 2025 relates to the Company’s formation and the Initial Public Offering (“Initial Public Offering”), which is defined below and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account, if any) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the Initial Public Offering on May 27, 2025, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Units, were deposited in a Trust Account (the “Trust Account”) and were invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering (May 27, 2027) or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding public shares, subject to limitations. The initial amount in the Trust Account was $10.00 per public share.

The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company has only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less the amount of taxes payable, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

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

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, if any, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to June 30, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). As of June 30, 2025 (unaudited), the Company had cash of $1,392,179 and a working capital surplus of $1,325,229.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, any of its affiliates, or our officers or directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $2,500,000 of such Working Capital Loans may be converted into Units of the post-Business Combination entity at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. As of June 30, 2025, the Company had no borrowings under the Working Capital Loans.

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements-Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statement.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 27, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 2, 2025. The interim results for the three months ended June 30, 2025 and for the period from January 7, 2025 (inception) through June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,392,179 in cash and no cash equivalents as of June 30, 2025.

Investments Held in Trust Account

At June 30, 2025, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its marketable securities as trading securities under ASC 320, “Investments—Debt and Equity Securities,” where securities are presented at fair value on the unaudited condensed balance sheet. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in earnings on investments held in Trust Account in the unaudited condensed statements of operations. The Company’s investments held in the Trust Account are classified as a Level 1 in the fair value hierarchy, see Note 8.

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and share rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the rights and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares will be charged to temporary equity and offering costs allocated to the Public and Private Placement Units will be charged to shareholders’ deficit as the Public and Private Placement Units, after management’s evaluation, will be accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheet, primarily due to their short-term nature.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement to receive one tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the date they were no longer contingent to determine the dilutive impact of these shares.

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2025		For Period from January 7, 2025 (Inception) Through June 30, 2025
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income	$328,395	$271,162	$220,813	$335,922
Denominator:
Basic weighted-average shares outstanding	8,846,154	7,304,423	4,600,000	6,997,980
Basic net income per ordinary share	$0.04	$0.04	$0.05	$0.05

	For the Three Months Ended June 30, 2025		For Period from January 7, 2025 (inception) Through June 30, 2025
	Class A Redeemable	Class B Non- Redeemable	Class A Redeemable	Class B Non- Redeemable
Diluted net income per share:
Numerator:
Allocation of net income	$316,343	$283,214	$206,566	$350,169
Denominator:
Diluted weighted-average shares outstanding	8,846,154	7,919,746	4,600,000	7,797,900
Diluted net income per ordinary share	$0.04	$0.04	$0.04	$0.04

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Class A Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the public shares if the Company does not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Class A ordinary shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of June 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

	Shares	Amount
Gross proceeds	23,000,000	$230,000,000
Less:
Proceeds allocated to Public Rights		(3,404,000)
Class A ordinary shares issuance costs		(14,094,400)
Plus:
Accretion of carrying value to redemption value		18,366,552
Class A Ordinary Shares subject to possible redemption, June 30, 2025	23,000,000	$230,868,152

Share-Based Compensation

The Company records share-based compensation in accordance with ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued by multiplying the marketable value per founder share (defined in Note 5) by the probability of successful closing of an initial Business Combination. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the statement of operations.

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 11, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.003 per share, for which the Company issued 7,665,900 founder shares to the Sponsor (up to 999,900 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised), for a purchase price of approximately $0.003 per share. On May 27, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 999,900 founder shares are no longer subject to forfeiture.

In April and May 2025, the Sponsor transferred a total of 90,000 founder shares to the three independent directors (30,000 each) for an aggregate consideration of $0.003 per share, or an aggregate total amount of $270. The transfer of the founder shares to the independent director nominees are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The fair value of the 90,000 founder shares granted to the Company’s independent directors on their respective grant dates in April and May 2025 has an aggregate total of $132,300, or $1.47 per share. The transfer of founder shares required the directors to continued as such at the date of the Initial Public Offering, thus, the total fair value of $132,300 was recorded as compensation expense on the respective grant dates in April and May 2025. The fair value of the founder shares was derived through a third party valuation in which the implied Class A share price of $9.80 is multiplied by the market adjustment of 15%.

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

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing and unsecured. The promissory note was payable on the earlier of June 30, 2025 and the date the Company consummated the Initial Public Offering. As of June 30, 2025, the Company owed $301 under the promissory note. Borrowings under the note are no longer available.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per Unit at the option of the lender. As of June 30, 2025, no such Working Capital Loans were outstanding.

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

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At June 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2025, there were 660,000 Class A ordinary shares issued and outstanding, excluding 23,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2025, there were 7,665,900 Class B ordinary shares issued and outstanding (up to 999,900 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised). On May 27, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 999,900 founder shares are no longer subject to forfeiture.

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

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

NOTE 8. FAIR VALUE MEASUREMENT

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

At the date of the Initial Public Offering, May 27, 2025, the fair value of the Public Rights was determined to be $3,404,000 or $0.148 per Public Right. The Public Right valuation was determined based on the market value of the associated Public Units, with a market adjustment which takes into account low market volatility, the likelihood of closing on a business combination and the possibility of a post-acquisition decline in the stock price. The Public Rights have been classified within shareholders’ deficit and will not require remeasurement after issuance. Valuation of the Public Rights is considered a Level 3 valuation. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Rights:

May 27, 2025
Unit price	$10.03
Pre-adjusted value per Public Right	$0.99
Market adjustment(1)	15.0%
Fair value per Public Right	$0.148

(1)	Market adjustment reflects additional factors not fully captured by low volatility selection, which may include likelihood of Business Combination occurring, market perception of lack of available or suitable targets, or possible post-acquisition decline of stock price prior to beginning of the exercise period. The adjustment is determined by comparing traded Public Right prices to simulated model outputs. The market adjustment was determined by calibrating traded Public Rights prices as of the valuation dates.

At June 30, 2025, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills and are presented at fair value on the unaudited condensed balance sheet.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,
	Level	2025
Assets:
Cash and investments held in Trust Account	1	$230,868,152

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 9. SEGMENT INFORMATION

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

June 30, 2025
Cash	$1,392,179
Cash and investments held in Trust Account	$230,868,152

	For the Three Months Ended June 30, 2025	For the Period from January 7, 2025 (Inception) Through June 30, 2025
General and administrative costs	$136,379	$179,201
Earnings on investments held in Trust Account	$868,152	$868,152

The accounting policies used to measure the net income or loss of the segment are the same as those described in the summary of significant accounting policies. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews earnings on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 7, 2025 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the initial public offering, described below, and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. Subsequent to the initial public offering, we generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net income $599,557, which consisted of earnings on investments held in Trust Account of $868,152 and interest from operating bank account of $5,084 offset by compensation expense of $132,300, bank service fees of $5,000, and general and administrative costs of $136,379.

For the period from January 7, 2025 (inception) through June 30, 2025, we had a net income $556,735, which consisted of earnings on investments held in Trust Account of $868,152 and interest income from bank operating account of $5,084 offset by compensation expense of $132,300, bank service fees of $5,000, and general and administrative costs of $179,201.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2025, we did not have any critical accounting estimates to be disclosed other than discussed below.

At the date of the initial public offering, May 27, 2025, the fair value of the public rights was determined based on the market value of the associated public units, with a market adjustment which takes into account low market volatility, the likelihood of closing on a business combination and the possibility of a post-acquisition decline in the stock price. The public rights have been classified within shareholders’ deficit and will not require remeasurement after issuance.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2025.

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

Simultaneously with the closing of the initial public offering, the Company consummated the sale of an aggregate of 660,000 private placement units to the Sponsor and the underwriters at a price of $10.00 per unit in a private placement, generating gross proceeds of $6,600,000. Each unit consists of one Class A ordinary share and one right entitling the holder thereof to receive tenth (1/10) of one Class A ordinary share upon the consummation of an initial business combination. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and the private placement units, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination (less deferred underwriting commissions). The foregoing issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association.
4.1(1)	Share Rights Agreement, dated May 22, 2025, between the Company and Efficiency.
10.1(1)	Investment Management Trust Agreement, dated May 22, 2025, between the Company and Efficiency.
10.2(1)	Letter Agreement, dated May 22, 2025, by and among the Company, the Sponsor, the initial shareholders and each officer and director of the Company.
10.3(1)	Registration Rights Agreement, dated May 22, 2025, among the Company, the Sponsor and certain securityholders.
10.4(1)	Private Placement Units Purchase Agreement, dated May 22, 2025, between the Company and Sponsor.
10.5(1)	Private Placement Units Purchase Agreement, dated May 22, 2025, between the Company and Cohen & Company Capital Markets, a division of J.V.B Financial Group, LLC.
10.6(1)	Private Placement Units Purchase Agreement, dated May 22, 2025, between the Company and Seaport Global Securities LLC.
10.7(1)	Form of Indemnity Agreement.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-42665), filed with the SEC on May 27, 2025.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL REDWOOD ACQUISITION CORP.

Date: August 14, 2025	By:	/s/ Daven Patel
	Name:	Daven Patel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ James Chan
	Name:	James Chan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)