Form 10-K/A
period 2025-12-31
Cal Redwood Acquisition Corp.
filed 2026-04-06
CIK 2058359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

i

EXPLANATORY NOTE

Cal Redwood Acquisition Corp. (the “Company”) filed an annual report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Annual Report”) on March 31, 2026. The Original Annual Report inadvertently failed to disclose the auditor’s state on the Report of Independent Registered Public Accounting Firm. As such, this Form 10-K/A is being filed to correct this.

Items Amended in this Amended Comprehensive Form 10-K/A

This Form 10-K/A amends the Original Annual Report to revise the Report of Independent Registered Public Accounting Firm to include the auditor’s state. No other changes have been made to the Original Annual Report.

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

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company.
4.1(2)	Specimen Unit Certificate.
4.2(2)	Specimen Ordinary Share Certificate.
4.3(2)	Specimen Rights Certificate.
4.4(1)	Share Rights Agreement, dated May 22, 2025, between the Company and Efficiency.
4.5(4)	Description of Securities of the Registrant
10.1(1)	Investment Management Trust Agreement, dated May 22, 2025, between the Company and Efficiency.
10.2(1)	Private Placement Units Purchase Agreement, dated May 22, 2025, between the Company and Sponsor.
10.3(1)	Private Placement Units Purchase Agreement, dated May 22, 2025, between the Company and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC.
10.4(1)	Private Placement Units Purchase Agreement, dated May 22, 2025, between the Company and Seaport Global Securities LLC.
10.5(1)	Registration Rights Agreement, dated May 22, 2025, among the Company, the Sponsor and certain securityholders.
10.6(1)	Letter Agreement, dated May 22, 2025, by and among the Company, the Sponsor, the initial shareholders and each officer and director of the Company.
10.7(1)	Form of Indemnity Agreement.
19.1(4)	Insider Trading Policy.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1(3)	Clawback Policy.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Document
101.PRE*	XBRL Definition Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2025.

(2)	Incorporated by reference to an exhibit to Amendment No. 1 to the Registrant’s Form S-1 (File No. 333-285517), filed with the SEC on April 2, 2025.

(3)	Incorporated by reference to an exhibit to Amendment No. 2 to the Registrant’s Form S-1 (File No. 333-285517), filed with the SEC on April 14, 2025.

(4)	Incorporated by reference to an exhibit to Form 10-K, filed with the SEC on March 31, 2026.

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

New York, New York

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

CAL REDWOOD ACQUISITION CORP.

Dated: April 3, 2026	By:	/s/ Daven Patel
Daven Patel
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 3, 2026.

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