Form 10-Q
period 2026-03-31
Cal Redwood Acquisition Corp.
filed 2026-05-15
CIK 2058359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 15, 2026, there were 23,660,000 Class A ordinary shares, $0.0001 par value and 7,665,900 Class B ordinary shares, $0.0001 par value, issued and outstanding.

CAL REDWOOD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of March 31, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three Months Ended March 31, 2026 and for the Period from January 7, 2025 (Inception) Through March 31, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2026 and for the Period from January 7, 2025 (Inception) Through March 31, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Three Months Ended March 31, 2026 and for the Period from January 7, 2025 (Inception) Through March 31, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information	19
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20
Part III. Signatures	21

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CAL REDWOOD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

MARCH 31, 2026

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash	$962,299	$1,096,942
Due from Sponsor	4,200	—
Prepaid expense	66,301	3,740
Prepaid insurance	98,356	98,356
Total current assets	1,131,156	1,199,038
Long-term prepaid insurance	14,282	38,534
Cash and investments held in Trust Account	237,675,190	235,633,565
Total Assets	$238,820,628	$236,871,137

Liabilities and Shareholders’ Deficit
Current Liabilities
Accrued offering costs	$75,000	$75,000
Accounts payable and accrued expenses	106,416	74,547
Due to affiliates	29,694	29,694
Promissory note - related party	301	301
Total current liabilities	211,411	179,542
Deferred underwriting fee payable	9,200,000	9,200,000
Total Liabilities	9,411,411	9,379,542

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 shares issued and outstanding at a redemption value of $10.33 and $10.24 per share as of March 31, 2026 and December 31, 2025, respectively	237,675,190	235,633,565

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 660,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	66	66
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,665,900 shares issued and outstanding as of March 31, 2026 and December 31, 2025	767	767
Accumulated deficit	(8,266,806)	(8,142,803)
Total Shareholders’ Deficit	(8,265,973)	(8,141,970)
Total Liabilities and Shareholders’ Deficit	$238,820,628	$236,871,137

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAL REDWOOD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2026	For the Period from January 7, 2025 (Inception) Through March 31, 2025

General and administrative costs	$132,112	$42,822
Loss from operations	(132,112)	(42,822)

Other income:
Interest income from operating bank account	8,109	—
Earnings on investments held in Trust Account	2,041,625	—
Total other income	2,049,734	—

Net income (loss)	$1,917,622	$(42,822)

Weighted average redeemable Class A ordinary shares outstanding – basic and diluted	23,000,000	—
Basic and diluted net income (loss) per redeemable Class A ordinary share	$0.06	$—
Weighted average non-redeemable Class A and Class B ordinary shares outstanding – basic and diluted (1)	8,325,900	6,666,000
Basic and diluted net income (loss) per non-redeemable Class A and Class B ordinary share	$0.06	$(0.01)

(1)	The period from January 7, 2025 (inception) through March 31, 2025 excludes an aggregate of up to 999,900 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On May 27, 2025, the Company consummated its Initial Public Offering and sold 23,000,000 Units, including 3,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover the over-allotment and as such 999,900 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAL REDWOOD ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

 (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	660,000	$66	7,655,900	$767	$—	$(8,142,803)	$(8,141,970)

Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(2,041,625)	(2,041,625)

Net income	—	—	—	—	—	1,917,622	1,917,622

Balance – March 31, 2026	660,000	$66	7,665,900	$767	$—	$(8,266,806)	$(8,265,973)

FOR THE PERIOD FROM JANUARY 7, 2025 (INCEPTION) THROUGH MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 7, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor(1)	—	—	7,665,900	767	24,233	—	25,000

Net loss	—	—	—	—	—	(42,822)	(42,822)

Balance – March 31, 2025	—	$—	7,665,900	$767	$24,233	$(42,822)	$(17,822)

(1)	Includes an aggregate of up to 999,900 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On May 27, 2025, the Company consummated its Initial Public Offering and sold 23,000,000 Units, including 3,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment and as such 999,900 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAL REDWOOD ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2026	For the Period from January 7, 2025 (Inception) Through March 31, 2025
Cash Flows from Operating Activities:
Net income (loss)	$1,917,622	$(42,822)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of expense through promissory note – related party	—	15,420
Earnings on investments held in Trust Account	(2,041,625)	—
Changes in operating assets and liabilities:
Prepaid expenses	(38,309)	—
Due from Sponsor	(4,200)	—
Accrued expenses	31,869	27,402
Net cash used in operating activities	(134,643)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares	—	25,000
Net cash provided by financing activities	—	25,000

Net Change in Cash	(134,643)	25,000
Cash – Beginning of period	1,096,942	—
Cash – End of period	$962,299	$25,000

Supplemental disclosure of cash flow information:
Deferred offering costs included in accrued offering costs	$—	$96,924
Deferred offering costs paid through promissory note – related party	$—	$89,460

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from January 7, 2025 (inception) through March 31, 2026 relates to the Company’s formation and the Initial Public Offering (“Initial Public Offering”), which is defined below and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is Cal Redwood Sponsor LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on May 22, 2025. On May 27, 2025, the Company consummated the Initial Public Offering of 23,000,000 units at $10.00 per unit (the “Units”), as discussed in Note 3, which includes the full exercise of the over-allotment option by the Sponsor and the underwriters of 3,000,000 Units, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 660,000 Private Placement Units (the “Private Placement Units”) to the Sponsor and the underwriters at a price of $10.00 per Unit in a private placement, generating gross proceeds of $6,600,000. Each Unit and Private Placement Unit consists of one Class A ordinary share (“public share” or “Class A ordinary share”) and one right entitling the holder thereof to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

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

MARCH 31, 2026

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

The Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Class B ordinary shares, par value of $0.0001 per share (“founder shares” or “Class B ordinary shares”), private placement shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares or private placement shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

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

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to March 31, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5) and funds received from the private placement at the time of the IPO. As of March 31, 2026, the Company had cash of $962,299 and a working capital surplus of $919,745.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, any of its affiliates, or the Company’s officers or directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $2,500,000 of such Working Capital Loans may be converted into Units of the post-Business Combination entity at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Completion Window to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2025, as filed with the SEC on April 6, 2026. The interim results for the three months ended March 31, 2026 and for the period from January 7, 2025 (inception) through March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

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

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $962,299 and $1,096,942 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Cash and Investments Held in Trust Account

At March 31, 2026, substantially all of the assets held in the Trust Account were held in cash and money market funds. At December 31, 2025, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its marketable securities as trading securities under ASC Topic 320, “Investments—Debt and Equity Securities,” where securities are presented at fair value on the condensed balance sheets. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in earnings on investments held in Trust Account in the condensed statements of operations. The Company’s investments held in the Trust Account are classified as a Level 1 in the fair value hierarchy (see Note 8).

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class A and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination in the calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

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

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per-share amounts):

	For the Three Months Ended March 31, 2026		For the Period from January 7, 2025 (Inception) Through March 31, 2025
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,407,950	$509,672	$—	$(42,822)
Denominator:
Basic and diluted weighted-average shares outstanding	23,000,000	8,325,900	—	6,666,000
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$—	$(0.01)

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Class A Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the public shares if the Company does not complete an initial Business Combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC Topic 480-10-S99, the Company classifies Class A ordinary shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds	23,000,000	$230,000,000
Less:
Proceeds allocated to Public Rights	—	(3,404,000)
Class A ordinary shares issuance costs	—	(14,094,400)
Plus:
Accretion of carrying value to redemption value	—	23,131,965
Class A ordinary shares subject to possible redemption, December 31, 2025	23,000,000	235,633,565
Plus:
Accretion of carrying value to redemption value	—	2,041,625
Class A ordinary shares subject to possible redemption, March 31, 2026	23,000,000	$237,675,190

Share-Based Compensation

The Company records share-based compensation in accordance with ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued by multiplying the marketable value per founder share (defined in Note 5) by the probability of successful closing of an initial Business Combination. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the condensed statements of operations.

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

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on May 27, 2025, the Company sold 23,000,000 Units at a purchase price of $10.00 per Unit for a total of $230,000,000, which includes the full exercise of the underwriters’ over-allotment option in the amount of 3,000,000 units. Each Unit has a price of $10.00 and consists of one Class A ordinary share and one right (“Public Right”) entitling the holder thereof to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination.

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering on May 27, 2025, the Sponsor purchased an aggregate of 430,000 Private Placement Units, each Unit consisting of one Class A ordinary share and one right to receive one-tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination (“Private Placement Rights”), at a price of $10.00 per unit, in a private placement for an aggregate purchase price of $4,300,000. The underwriters used a portion of their underwriting discount and commission to purchase an aggregate of 230,000 Private Placement Units at a price of $10.00 per Unit, for an aggregate purchase price of $2,300,000.

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

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares or private placement shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

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

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing and unsecured. The promissory note was payable on the earlier of June 30, 2025 and the date the Company consummated the Initial Public Offering. As of March 31, 2026 and December 31, 2025, the Company owed $301 under the promissory note. Borrowings under the note are no longer available.

Due to affiliates

From time to time, officers and directors of the Company may pay expenses on behalf of the Company. Amounts paid on behalf of the Company are non-interest bearing and due on demand. At March 31, 2026 and December 31, 2025, the Company owed $26,694 to affiliates of the Company and reports this amount as due to affiliates on the condensed balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per Unit at the option of the lender. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict and the recent escalation of the conflict in the Middle East and Southwest Asia. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the Israel-Hamas conflict, the recent escalation of the conflict in the Middle East and Southwest Asia, and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict, the recent escalation of the conflict in the Middle East and Southwest Asia and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

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

MARCH 31, 2026

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were 660,000 Class A ordinary shares issued and outstanding, excluding 23,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of March 31, 2026 and December 31,2025, there were 7,665,900 Class B ordinary shares issued and outstanding (up to 999,900 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised). On May 27, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 999,900 founder shares are no longer subject to forfeiture.

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

MARCH 31, 2026

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

At March 31, 2026, substantially all of the assets held in the Trust Account were held in cash and a money market fund. At December 31, 2025, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills and are presented at fair value on the condensed balance sheets.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026
Assets:
Investments held in Trust Account	1	$1,189

	Level	December 31, 2025
Assets:
U.S. Treasury Bills	1	$235,632,380

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODMs have been identified as the Chief Executive Officer and the Chief Financial Officer, who review the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODMs assess performance for the single segment and decide how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODMs review several key metrics included in net income or loss and total assets, which include the following:

	March 31, 2026	December 31, 2025
Cash	$962,299	$1,096,942
Cash and investments held in Trust Account	$237,675,190	$235,633,565

	For the Three Months Ended March 31, 2026	For the Period from January 7, 2025 (Inception) Through March 31, 2025
General and administrative costs	$132,112	$42,822
Earnings on investments held in Trust Account	$2,041,625	$—

The accounting policies used to measure the net income or loss of the segment are the same as those described in the summary of significant accounting policies. General and administrative expenses are reviewed and monitored by the CODMs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the combination period. The CODMs also review general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODMs on a regular basis.

The CODMs review earnings on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

All other segment items included in net income or loss are reported on the condensed statements of operations and described within their respective disclosures.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Cal Redwood Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Cal Redwood Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 7, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the initial public offering, described below, and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. Subsequent to the initial public offering, we generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income $1,917,622, which consisted of earnings on investments held in Trust Account of $2,041,625 and interest from the operating bank account of $8,109 offset by general and administrative costs of $132,112.

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

For the three months ended March 31, 2026, net cash used in operating activities was $134,643. Net income of $1,917,622 was affected by earnings on investments held in Trust Account of $2,041,625. Changes in operating assets and liabilities used $10,640 of cash from operating activities.

For the period from January 7, 2025 (inception) through March 31, 2025, net cash used in operating activities was $0. Net loss of $42,822 was affected by payment of expense through promissory note – related party of $15,420. Changes in operating assets and liabilities used $27,402 of cash from operating activities.

As of March 31, 2026, we had cash and investments held in the trust account of $237,675,190 consisting primarily of money market funds. We may withdraw earnings from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing earnings on the Trust Account (less taxes payable, if any), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $962,299. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

From time to time, our officers and directors may pay expenses on behalf of the Company which may be in the form of non-interest bearing loans that are due on demand. At March 31, 2026 and December 31, 2025, we owed $29,694 to affiliates of the Company. We report this amount as due to affiliates on the Company’s condensed balance sheets.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed other than discussed below.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report.

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

Simultaneously with the closing of the initial public offering, the Company consummated the sale of an aggregate of 660,000 private placement units to the Sponsor and the underwriters at a price of $10.00 per unit in a private placement, generating gross proceeds of $6,600,000. Each unit consists of one Class A ordinary share and one right entitling the holder thereof to receive one tenth (1/10) of one Class A ordinary share upon the consummation of an initial business combination. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and the private placement units, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination (less deferred underwriting commissions). The foregoing issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

CAL REDWOOD ACQUISITION CORP.

Date: May 15, 2026	By:	/s/ Daven Patel
	Name:	Daven Patel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ James Chan
	Name:	James Chan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)