Form 10-Q
period 2026-06-30
Cal Redwood Acquisition Corp.
filed 2026-08-17
CIK 2058359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 17, 2026, there were 23,660,000 Class A ordinary shares, $0.0001 par value and 7,665,900 Class B ordinary shares, $0.0001 par value, issued and outstanding.

CAL REDWOOD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three Months Ended June 30, 2026 and 2025, for the Six Months Ended June 30, 2026 and for the Period from January 7, 2025 (Inception) Through June 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2026, for the Three Months Ended June 30, 2025 and for the Period from January 7, 2025 (Inception) Through June 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2026 and for the Period from January 7, 2025 (Inception) Through June 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information	19
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20
Part III. Signatures	21

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CAL REDWOOD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash	$821,425	$1,096,942
Prepaid expense	46,613	3,740
Prepaid insurance	88,116	98,356
Total current assets	956,154	1,199,038
Long-term prepaid insurance	—	38,534
Cash and investments held in Trust Account	239,776,741	235,633,565
Total Assets	$240,732,895	$236,871,137

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$—	$75,000
Accounts payable and accrued expenses	346,536	74,547
Due to affiliates	50,993	29,694
Promissory note - related party	301	301
Total current liabilities	397,830	179,542
Deferred underwriting fee payable	9,200,000	9,200,000
Total Liabilities	9,597,830	9,379,542

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 shares issued and outstanding at a redemption value of $10.43 and $10.24 per share as of June 30, 2026 and December 31, 2025, respectively	239,776,741	235,633,565

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 660,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	66	66
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,665,900 shares issued and outstanding as of June 30, 2026 and December 31, 2025	767	767
Accumulated deficit	(8,642,509)	(8,142,803)
Total Shareholders’ Deficit	(8,641,676)	(8,141,970)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$240,732,895	$236,871,137

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAL REDWOOD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period from January 7, 2025 (Inception) Through June 30,
	2026	2025	2026	2025
General and administrative expenses	$383,145	$136,379	$515,257	$179,201
Loss from operations	(383,145)	(136,379)	(515,257)	(179,201)

Other income (expense):
Compensation expense	—	(132,300)	—	(132,300)
Bank service fees	—	(5,000)	—	(5,000)
Interest income from operating bank account	7,442	5,084	15,551	5,084
Earnings on investments held in Trust Account	2,101,551	868,152	4,143,176	868,152
Total other income, net	2,108,993	735,936	4,158,727	735,936

Net income	$1,725,848	$599,557	$3,643,470	$556,735

Weighted average redeemable Class A ordinary shares outstanding	23,000,000	8,846,154	23,000,000	4,600,000
Basic net income per redeemable Class A ordinary share	$0.06	$0.04	$0.12	$0.05
Weighted average redeemable Class A ordinary shares outstanding	23,000,000	8,846,154	23,000,000	4,600,000
Diluted net income per redeemable Class A ordinary share	$0.06	$0.04	$0.12	$0.04
Weighted average non-redeemable Class A and Class B ordinary share (1)	8,325,900	7,304,423	8,325,900	6,997,980
Basic net income per non-redeemable Class A and Class B ordinary share	$0.06	$0.04	$0.12	$0.05
Weighted average non-redeemable Class A and Class B ordinary share (1)	8,325,900	7,919,746	8,325,900	7,797,900
Diluted net income per non-redeemable Class A and Class B ordinary share	$0.06	$0.04	$0.12	$0.04

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

CAL REDWOOD ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

 (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	660,000	$66	7,655,900	$767	$—	$(8,142,803)	$(8,141,970)

Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(2,041,625)	(2,041,625)

Net income	—	—	—	—	—	1,917,622	1,917,622

Balance – March 31, 2026	660,000	66	7,665,900	767	—	(8,266,806)	(8,265,973)

Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(2,101,551)	(2,101,551)

Net income	—	—	—	—	—	1,725,848	1,725,848

Balance – June 30, 2026	660,000	$66	7,665,900	$767	$—	$(8,642,509)	$(8,641,676)

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND FOR THE PERIOD FROM JANUARY 7, 2025 (INCEPTION) THROUGH
JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 7, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor(1)	—	—	7,665,900	767	24,233	—	25,000

Net loss	—	—	—	—	—	(42,822)	(42,822)

Balance – March 31, 2025	—	—	7,665,900	767	24,233	(42,822)	(17,822)

Accretion of Class A ordinary shares to redemption value	―	―	―	―	(9,934,213)	(8,432,339)	(18,366,552)

Sale of 660,000 Private Placement Units	660,000	66	―	―	6,599,934	―	6,600,000

Fair value of rights included in Public Units	—	—	—	—	3,404,000	—	3,404,000

Allocated value of transaction costs to rights	—	—	—	—	(226,254)	—	(226,254)

Share-based compensation to director nominees	—	—	―	―	132,300	—	132,300

Net income	—	—	—	—	—	599,557	599,557

Balance – June 30, 2025	660,000	$66	7,665,900	$767	$ ―	$(7,875,604)	$(7,874,771)

(1)

Includes an aggregate of up to 999,900 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On May 27, 2025, the Company consummated its Initial Public Offering and sold 23,000,000 Units, including 3,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, and, as such, 999,900 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAL REDWOOD ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2026	For the Period from January 7, 2025 (Inception) Through June 30, 2025
Cash Flows from Operating Activities:
Net income	$3,643,470	$556,735
Adjustments to reconcile net income to net cash used in operating activities:
Payment of expense through promissory note – related party	—	36,220
Earnings on investments held in Trust Account	(4,143,176)	(868,152)
Compensation expense	—	132,300
Changes in operating assets and liabilities:
Prepaid expenses	5,901	(50,330)
Due from Sponsor	21,299	—
Accrued expenses	271,989	41,979
Net cash used in operating activities	(200,517)	(151,248)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares	—	25,000
Proceeds from sale of Public Units, net of underwriting discounts paid	—	225,400,000
Proceeds from sale of Private Placement Units	—	6,600,000
Due from Sponsor	—	(1,423,800)
Repayment of advances from related party	—	1,245,307
Payment of offering costs	(75,000)	(303,080)
Net cash (used in) provided by financing activities	(75,000)	231,543,427

Net Change in Cash	(275,517)	1,392,179
Cash – Beginning of period	1,096,942	—
Cash – End of period	$821,425	$1,392,179

Supplemental disclosure of cash flow information:
Deferred offering costs included in accrued offering costs	$—	$303,080
Deferred offering costs paid through promissory note – related party	$—	$142,574
Deferred underwriting fee payable	$—	$9,200,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from January 7, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the Initial Public Offering (“Initial Public Offering”), which is defined below and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is Cal Redwood Sponsor LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on May 22, 2025. On May 27, 2025, the Company consummated the Initial Public Offering of 23,000,000 units at $10.00 per unit (the “Units”), as discussed in Note 3, which includes the full exercise of the over-allotment option by the Sponsor and the underwriters of 3,000,000 Units, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 660,000 private placement units (the “Private Placement Units”) to the Sponsor and the underwriters at a price of $10.00 per Unit in a private placement (the “Private Placement”), generating gross proceeds of $6,600,000. Each Unit and Private Placement Unit consists of one Class A ordinary share (“Public Share” or “Class A ordinary share”) and one right entitling the holder thereof to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

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

JUNE 30, 2026

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

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to June 30, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5) and funds received from the Private Placement at the time of the IPO. As of June 30, 2026, the Company had cash of $821,425 and a working capital surplus of $558,324.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, any of its affiliates, or the Company’s officers or directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $2,500,000 of such Working Capital Loans may be converted into Units of the post-Business Combination entity at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Completion Window (until May 27, 2027) to complete the initial Business Combination. Management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by May 27, 2027 raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through search for and completion of a Business Combination. There are no assurances that the Company’s plans to consummate a Business Combination will be successful by May 27, 2027. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2025, as filed with the SEC on April 6, 2026. The interim results for the three months ended June 30, 2026 and 2025, for the six months ended June 30, 2026 and for the period from January 7, 2025 (inception) through June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments held outside of the Trust Account with an original maturity of three months or less when purchased to be cash equivalents. The Company had $821,425 and $1,096,942 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Cash and Investments Held in Trust Account

At June 30, 2026, substantially all of the assets held in the Trust Account were held in money market funds and U.S. Treasury Bills. At December 31, 2025, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its marketable securities as trading securities under ASC Topic 320, “Investments—Debt and Equity Securities,” where securities are presented at fair value on the condensed balance sheets. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in earnings on investments held in Trust Account in the condensed statements of operations. The Company’s investments held in the Trust Account are classified as a Level 1 in the fair value hierarchy (see Note 8).

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

Offering Costs

The Company complies with the requirements of ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and share rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the rights and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the rights included in the Units and the Private Placement Units were charged to shareholders’ equity (deficit) as the rights included in the Units and Private Placement Units, after management’s evaluation, were accounted for under equity treatment.

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

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The following tables reflect the calculation of basic and diluted net income per ordinary share (in dollars, except per-share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,		For the Period from January 7, 2025 (Inception) Through June 30,
	2026		2025		2026		2025
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Basic net income per share:
Numerator:
Allocation of net income	$1,267,146	$458,702	$328,395	$271,162	$2,675,097	$968,373	$220,813	$335,922
Denominator:
Basic weighted-average shares outstanding	23,000,000	8,325,900	8,846,154	7,304,423	23,000,000	8,325,900	4,600,000	6,997,980
Basic net income per ordinary share	$0.06	$0.06	$0.04	$0.04	$0.12	$0.12	$0.05	$0.05

	For the Three Months Ended June 30,				For the Six Months Ended June 30,		For the Period from January 7, 2025 (Inception) Through June 30,
	2026		2025		2026		2025
	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B	Redeemable Class A	Non-redeemable Class A and Class B
Diluted net income per share:
Numerator:
Allocation of net income	$1,267,146	$458,702	$316,343	$283,214	$2,675,097	$968,373	$206,566	$350,169
Denominator:
Basic and diluted weighted-average shares outstanding	23,000,000	8,325,900	8,846,154	7,919,746	23,000,000	8,325,900	4,600,000	7,797,900
Diluted net income per ordinary share	$0.06	$0.06	$0.04	$0.04	$0.12	$0.12	$0.04	$0.04

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Class A Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the public shares if the Company does not complete an initial Business Combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC Topic 480-10-S99, the Company classifies Class A ordinary shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds	23,000,000	$230,000,000
Less:
Proceeds allocated to Public Rights	—	(3,404,000)
Class A ordinary shares issuance costs	—	(14,094,400)
Plus:
Accretion of carrying value to redemption value	—	23,131,965
Class A ordinary shares subject to possible redemption, December 31, 2025	23,000,000	235,633,565
Plus:
Accretion of carrying value to redemption value	—	2,041,625
Class A ordinary shares subject to possible redemption, March 31, 2026	23,000,000	237,675,190
Plus:
Accretion of carrying value to redemption value	—	2,101,551
Class A ordinary shares subject to possible redemption, June 30, 2026	23,000,000	$239,776,741

Share-Based Compensation

The Company records share-based compensation in accordance with ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued by multiplying the marketable value per founder share by the probability of successful closing of an initial Business Combination. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the condensed statements of operations.

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

JUNE 30, 2026

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

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing and unsecured. The promissory note was payable on the earlier of June 30, 2025 and the date the Company consummated the Initial Public Offering. As of June 30, 2026 and December 31, 2025, the Company owed $301 under the promissory note. Borrowings under the note are no longer available.

Due to Affiliates

From time to time, officers and directors of the Company may pay expenses on behalf of the Company. Amounts paid on behalf of the Company are non-interest bearing and due on demand. At June 30, 2026 and December 31, 2025, the Company owed $50,993 and $29,694, respectively, to affiliates of the Company and reports this amount as due to affiliates on the condensed balance sheets.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $2,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post Business Combination entity at a price of $10.00 per Unit at the option of the lender. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

JUNE 30, 2026

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were 660,000 Class A ordinary shares issued and outstanding, excluding 23,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 7,665,900 Class B ordinary shares issued and outstanding (up to 999,900 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised). On May 27, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 999,900 founder shares are no longer subject to forfeiture.

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

JUNE 30, 2026

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

At June 30, 2026, substantially all of the assets held in the Trust Account were held in a money market fund and in U.S. Treasury Bills. At December 31, 2025, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills and are presented at fair value on the condensed balance sheets.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026
Assets:
Investments held in Trust Account	1	$239,776,741

	Level	December 31, 2025
Assets:
U.S. Treasury Bills	1	$235,632,380

CAL REDWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

	June 30, 2026	December 31, 2025
Cash	$821,425	$1,096,942
Cash and investments held in Trust Account	$239,776,741	$235,633,565

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period from January 7, 2025 (Inception) Through June 30,
	2026	2025	2026	2025
General and administrative expenses	$383,145	$136,379	$515,257	$179,201
Earnings on investments held in Trust Account	$2,101,551	$868,152	$4,143,176	$868,152

The accounting policies used to measure the net income or loss of the segment are the same as those described in the summary of significant accounting policies. General and administrative expenses are reviewed and monitored by the CODMs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the combination period. The CODMs also review general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODMs on a regular basis.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 7, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the initial public offering, described below, and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. Subsequent to the initial public offering, we generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income $1,725,848, which consisted of earnings on investments held in Trust Account of $2,101,551 and interest from the operating bank account of $7,442 offset by general and administrative expenses of $383,145.

For the six months ended June 30, 2026, we had a net income $3,643,470, which consisted of earnings on investments held in Trust Account of $4,143,176 and interest from the operating bank account of $15,551 offset by general and administrative expenses of $515,257.

For the three months ended June 30, 2025, we had a net income $599,557, which consisted of earnings on investments held in Trust Account of $868,152 and interest from operating bank account of $5,084 offset by compensation expense of $132,300, bank service fees of $5,000, and general and administrative expenses of $136,379.

For the period from January 7, 2025 (inception) through June 30, 2025, we had a net income $556,735, which consisted of earnings on investments held in Trust Account of $868,152 and interest income from bank operating account of $5,084 offset by compensation expense of $132,300, bank service fees of $5,000, and general and administrative expenses of $179,201.

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

For the six months ended June 30, 2026, net cash used in operating activities was $200,517. Net income of $3,643,470 was affected by earnings on investments held in Trust Account of $4,143,176. Changes in operating assets and liabilities provided $299,189 of cash from operating activities.

For the period from January 7, 2025 (inception) through June 30, 2025, net cash used in operating activities was $151,248. Net income of $556,735 was affected by payment of expense through promissory note – related party of $36,220, earnings on investments held in Trust Account of $868,152 and compensation expense of $132,300. Changes in operating assets and liabilities used $8,351 of cash from operating activities.

As of June 30, 2026, we had investments held in the trust account of $239,776,741 consisting primarily of money market funds and U.S. Treasury Bills. We may withdraw earnings from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing earnings on the Trust Account (less taxes payable, if any), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $821,425. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

From time to time, our officers and directors may pay expenses on behalf of the Company which may be in the form of non-interest bearing loans that are due on demand. At June 30, 2026 and December 31, 2025, we owed $50,993 and $29,694, respectively, to affiliates of the Company. We report this amount as due to affiliates on the Company’s condensed balance sheets.

In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Completion Window (until May 27, 2027) to complete the initial Business Combination. Management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by May 27, 2027 raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through search for and completion of a Business Combination. There are no assurances that the Company’s plans to consummate a Business Combination will be successful by May 27, 2027. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt or capital lease obligations.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed other than discussed below.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 27, 2025, we consummated the initial public offering of 23,000,000 units, which included the full exercise of the underwriters’ over-allotment option. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $230,000,000. Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, acted as lead book-running manager and Seaport Global Securities LLC acted as joint book runner of the initial public offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-285517). The SEC declared the registration statement effective on May 22, 2025.

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

CAL REDWOOD ACQUISITION CORP.

Date: August 17, 2026	By:	/s/ Daven Patel
	Name:	Daven Patel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 17, 2026	By:	/s/ James Chan
	Name:	James Chan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)